Form 10-K
period 2002-12-31
VANDERBILT MORT & FIN INC SENIOR SUB PAS THR CERT SER 2002-C
filed 2003-01-24
CIK 1208416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13  or  15(d)  of the Securities
Exchange  Act  of  1934  for  the  fiscal  year  ended  December  31,  2002

[  ]     Transition  report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  ____________  to
_______________.


                      Commission File Number  333-57532-08

                      VANDERBILT MORTGAGE AND FINANCE, INC.
             (Exact name of registrant as specified in its charter)


           Tennessee                               62-0997810
     -----------------------                       ----------
(State  or  other  jurisdiction  of      (IRS Employer  Identification  No.)
         incorporation)

                      Vanderbilt Mortgage and Finance, Inc.
                                 500 Alcoa Trail
                               Maryville, TN 37804
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code : (865) 380-3000

                      VANDERBILT MORTGAGE AND FINANCE, INC.
           SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 2002-C
            (Title of each class of securities covered by this Form)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None
Securities  registered  pursuant  to  Section  12(g)  of  the  Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.   [X]

Documents  incorporated  by  reference:  None

                      VANDERBILT MORTGAGE AND FINANCE, INC.
           SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 2002-C
           -----------------------------------------------------------


PART  I

Item  1.  Business

          Not  Applicable.

Item  2.  Properties

          Not  Applicable.

Item  3.  Legal  Proceedings

The Registrant is not aware of any material legal proceeding with respect to the Trust, the Company, the Servicer or the Trustee, as related to the Trust.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matter was submitted to a vote or consent of certificateholders during the fiscal year covered by this report.


PART  II

Item  5.  Market  for Registrant's Common Equity and Related Stockholder Matters

(a) There is currently no established secondary market for the Vanderbilt Mortgage and Finance, Inc. Senior/Subordinate Pass-Through Certificates, Series 2002-C (the "Certificates").

(b) As of December 31, 2002, there were a total of approximately 40 holders of record of the Certificates.

Item  6.  Selected  Financial  Data

          Not  Applicable.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  condition  and
             Results  of  Operations

          Not  Applicable.

Item  8.  Financial  Statements  and  Supplementary  Data

          Not  Applicable.

Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
             Financial  Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant

           Not  Applicable.

Item  11.  Executive  Compensation

           Not  Applicable.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

           Not  Applicable.

Item  13.  Certain  Relationships  and  Related  Transactions

           Not  Applicable.

Item  14.  Controls  and  Procedures.

           Not  Applicable.


PART  IV

Item  15.  Exhibits,  Financial  Statement  Schedules  and  Reports  on Form 8-K

      (a)  The  following  documents  are  filed  as  part  of  this  report:

           (1)  Financial  Statements:
                Not  Applicable.

           (2)  Financial  Statement  Schedules:
                Not  Applicable.

           (3)  Exhibits:
                Annual  Servicer  Statement  of  Compliance,  filed  as
                   Exhibit  99.1  hereto.
                Annual  Independent  Accountants Servicing Report, filed
                   as Exhibit 99.2 hereto.

      (b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2002.

          Current Report on Form 8-K dated December 3, 2002 for the purpose of filing the Monthly Report delivered by the Trustee to certificateholders was previously filed in connection with the distributions December 9, 2002 Remittance Date. The item reported in such Current Report was Item 5 (Other Events).

      (c) Not  Applicable.

      (d) Not  Applicable.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT.

     No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not contemplate sending any such material subsequent to the filing of this report.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January  24,  2003
                         Vanderbilt  Mortgage  and  Finance,  Inc.,  as Servicer


                         By:  /s/  Amber  Krupacs
                             --------------------
                              Amber  Krupacs
                              Executive  Vice  President  and  Chief  Financial
                              Officer

Sarbanes-Oxley  Act  Compliance  Statement

                                  CERTIFICATION

I,  Amber  Krupacs,  certify  that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Vanderbilt Mortgage and Finance Senior/Subordinate Pass-Through Certificates, Series 2002-C.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

Date:  January  24,  2003

                         Vanderbilt  Mortgage  and  Finance,  Inc.,  as Servicer

                         By:  /s/  Amber  Krupacs
                             --------------------
                              Amber  Krupacs
                              Executive  Vice  President  and  Chief  Financial
                              Officer

                                  EXHIBIT INDEX

Exhibit          Description
-------          -----------

 99.1          Annual  Servicer  Statement  of  Compliance
 99.2          Annual  Independent  Accountants  Servicing  Report